Form 10-Q
period 1996-06-30
IDM PARTICIPATING MORTGAGE INCOME FUND
filed 1996-08-09
CIK 893583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 1996                       Commission File Number
                                                                 0-20768

                     IDM Participating Mortgage Income Fund
                        A California Limited Partnership
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         California                                    33-00430729
- -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

      One World Trade Center, Suite 1000, Long Beach, California 90831-1000
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (310) 498-0141

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [   ]     No [ X ]

Number of limited partnership interests outstanding as of June 30, 1996: 345,792

                     IDM PARTICIPATING MORTGAGE INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                      Index
                                      -----
                                                                 Page No.
                                                                 --------
  Part I. Financial Information
          Item 1.  Financial Statements

                   Balance Sheets                                   3

                   Statements of Income                             4

                   Statements of Cash Flows                         5

                   Notes to Financial Statements                    6

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                  7 - 8

  Part II.  Other Information

          Item 5.  Other Information                                9

          Item 6.  Exhibits and Reports on Form 8-K                 9

  Signatures                                                        9

                     IDM PARTICIPATING MORTGAGE INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          Part I. Financial Information
                          -----------------------------

Item 1. Financial Statements

                                 Balance Sheets

                                        June 30, 1996      December 31, 1995
                                        -------------      -----------------

                                            Assets
                                            ------

Cash                                     $         -        $          -

Loans to affiliates (note 2):
  Interest                                         -                   -

  Principal, less reserve for possible
    losses of $7,896,000 at June
    30, 1996  and December 31,
    1995, respectively                     3,800,000           3,800,000
                                          ----------          ----------

                                         $ 3,800,000        $  3,800,000
                                          ----------          ----------

                                       Partners' Capital
                                       -----------------

General partner                          $    14,000          $     14,000
Limited partners                           3,786,000             3,786,000
                                         -----------            ----------

                                         $ 3,800,000          $  3,800,000
                                          ----------            ----------

                 See accompanying notes to financial statements.

                     IDM PARTICIPATING MORTGAGE INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              Statements of Income

                                                      Six Months Ended               Three Months Ended
                                                           JUNE 30                         JUNE 30
                                              -----------------------------      ------------------------
                                                1996              1995             1996            1995
                                              -----------       -----------      ------------    --------
Net Income (loss) - interest income            $      -         $     -            $    -             -
Provision for possible losses                         -               -                 -             -
Net income (loss)                              $      -         $     -            $    -         $   -
                                               ===========     =========          =========      ========

Net income (loss) allocable to
     limited partners                          $      -         $     -            $    -         $   -
                                               ===========     =========          =========      ========

Average number of limited
    partnership interests outstanding              345,792        345,792           345,792       345,792
                                               ===========      =========          ========      ========

Net income (loss) per limited
    partnership interest                       $      -          $     -           $    -         $   -
                                               ===========      =========         =========      ========

Distibutions per limited
   partneship interest                         $      -          $     -           $    -         $   -
                                               ===========      =========         =========      ========

                 See accompanying notes to financial statements.
                                        4

                     IDM PARTICIPATING MORTGAGE INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                           June 30
                                              --------------------------------
                                                   1996               1995
                                              ---------------   --------------
Cash flows from operating activities:
      Net income (loss) ..................... $          --     $         --
      Item not providing cash -
        (Increase) decrease
        in interest receivable ..............            --               --
      Provisions for possible losses ........            --               --
                                              ---------------   --------------


      Net cash flow from operating activities            --               --
                                              ---------------   --------------

Cash flows from investing activities:
      Collections of loans from affiliates ..            --               --
      Loans made to affiliates ..............            --               --
                                              ---------------   --------------

      Net cash flow from investing activities            --               --
                                              ---------------   --------------

Cash flow from financing activities:
      Partner contributions .................            --               --
      Distributions to partners .............            --               --
                                              ---------------   --------------

     Net cash flow from financing activities             --               --
                                              ---------------   --------------

Net cash flow ...............................        $   --           $   --
                                              ---------------   --------------

                 See accompanying notes to financial statements.

                     IDM PARTICIPATING MORTGAGE INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          Note to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

                     IDM PARTICIPATING MORTGAGE INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

IDM Participating Mortgage Income Fund, a California Limited Partnership (the "Partnership" or "Registrant"), is a California limited partnership formed in 1990 under the California Revised Limited Partnership Act to make participating loans to affiliated companies and to other parties ("Borrowers") as determined by IDM Participating Mortgage Income Fund General Partners' Co. (the "General Partner"). The Partnership commenced its offering of Limited Partnership Interests to the public on November 28, 1990, and as of July 10, 1991 (the date the offering was completed) the offering had sold 345,792. The Partnership is an affiliate of IDM Corporation ("IDM"), a California corporation, together with certain affiliates, reorganized under Chapter 11 of the United States Bankruptcy Code effective on March 22, 1993.

The maximum amount of the offering was $80,000,000 for the intended 800,000 Units of limited partnership interests (with option to increase to $100,000,000). The Units were offered on a "best efforts" basis by IDM Securities Corporation, an affiliate of the General Partner and other National Association of Securities Dealers, Inc. broker-dealer members. The 345,792 Units of limited partnership Interests sold for cash resulted in proceeds of $35,012,237.

IDM and each of its affiliates have been impacted by the current economic recession, especially the decline in real estate values, the state of disarray in the savings and loan industry and the limited availability of commercial real estate loans from domestic and international banks. These conditions limited IDM's access to funding for various projects and subsequently, IDM and certain of its affiliates, including the Partnership, suspended distributions to investors. Thereafter, specifically on July 10, 1992, IDM and certain affiliated entities filed for protection under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing allowed IDM as debtor in possession to continue its business operations without interruption under the supervision of the bankruptcy court. On March 10, 1993, an order confirming the Reorganization Plan of IDM and certain affiliated debtors (the "Plan") was entered by the United States Bankruptcy Court for the Central District of California, Northern Division. The Plan became effective on March 22, 1993.

The Chapter 11 proceedings stayed the Borrowers' payment of interest that would otherwise have been received by the Partnership. Therefore, interest income, which is earned on funds loaned and bank deposits, decreased in 1992 due to the fact that no interest was accrued on the loans after July 10, 1992, the date on which IDM and affiliates filed for protection under Chapter 11 of the United States Bankruptcy Code.

                     IDM PARTICIPATING MORTGAGE INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations (Cont.)

LIQUIDITY AND CAPITAL RESOURCES

As restructured, collection of the notes held by the Partnership is dependent upon both the value of the property securing the loans and the continuing credit of the applicable Borrowers. As was the case prior to the bankruptcy of IDM and its affiliated debtor entities, any remaining secured loan is non-recourse, and if there is a default on the loan, the Partnership will only have recourse against the property and not any Borrower. Further, to the extent there is any senior secured debt on the property, and in a foreclosure in the event of a default to the senior debt, there is a risk that the Partnership might not recover the amount owing or any portion thereof.

LOANS TO AFFILIATES

The reserve for possible losses is established by provisions charged to expense. The reserve is based on management's assessment of the loans outstanding, as well as on prevailing and anticipated economic conditions. The valuation of the loans outstanding depends on the valuation of the properties securing such loans. The estimation process involved in the determination of net realizable value is inherently uncertain since it requires estimates as to future events and conditions. Such estimation process assumes the Borrowers' ability to complete development and dispose of its real estate in the ordinary course of business based on management's plans and intentions. Accordingly, the ultimate net realizable values of the real estate is dependent upon future economic and market conditions, the availability of financing, as well as other unpredictable influences which may cause the ultimate realizations to be materially different from the amounts presently estimated.

The Partnership has total secured debt of approximately $3,800,000 consisting of loans to IDM for the Gramercy Villa project for $3,000,000 and for the Rancho Valencia project for $800,000 and unsecured claims of $4,200,000. The unsecured claims of $4,200,000 is the unsecured portion of the loan on the Gramercy project.

                     IDM PARTICIPATING MORTGAGE INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           PART II. OTHER INFORMATION

Item 5.   Other Information

          The Partnership has effectively ceased active business operations and will hold other assets -- specifically, the unsecured notes, if any, and the secured notes, if any, received with respect to the various projects in which the Partnership maintains a security interest -- solely for the purpose of the ultimate distribution to the partners.

Item 6.   Exhibits and Report on Form 8-K

     a.   Exhibits

          The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

          Exhibit Number 27 - Financial Data Schedule

     b. Report on Form 8-K - There were no reports filed on Form 8-K during the quarter ended June 30, 1996.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as a duly authorized officer of the registrant.

                                   IDM Participating Mortgage Income Fund
                                   A CALIFORNIA LIMITED PARTNERSHIP
                                                (Registrant)

                                   IDM Participating Mortgage Income Fund
                                   General Partners Co.
                                       general partner of the general partner


Date      8/5/96                   by:    /s/ MORRIS S. COHEN
                                              Morris S. Cohen
                                              President

